Form 10-K
period 2005-12-31
IMPAC Secured Assets Corp. Mortgage Pass-Through Certificates, Series 2005-1
filed 2006-03-31
CIK 1330091

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-117991-03


        IMPAC Secured Assets Corporation
        Mortgage Pass-Through Certificates
        Series 2005-1

     (Exact name of registrant as specified in its charter)


  New York                                          54-2176762
  (State or other jurisdiction of                   54-2176763
  incorporation or organization)                    54-2176764
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 25.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Impac Funding Corporation, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Impac Funding Corporation, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Impac Funding Corporation, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    IMPAC Secured Assets Corporation
    Mortgage Pass-Through Certificates
    Series 2005-1
    (Registrant)


  Signed: Impac Funding Corporation as Master Servicer

  By:     Richard Johnson, Executive Vice President/CFO

  By: /s/ Richard Johnson, Executive Vice President/CFO

  Dated: March 30, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Re:    Impac Secured Assets Corp., Mortgage Pass-Through Certificates,
  Series 2005-1; Impac Secured Assets Corp., Mortgage ass-Through Certificates, Series 2005-2; Impac CMB Trust Series 2005-2, Collateralized Asset-Backed Bonds, Series 2005-2; Impac CMB Trust Series 2005-3, Collateralized Asset-Backed Bonds, Series 2005-3; Impac CMB Trust Series 2005-6, Collateralized Asset-Backed Bonds, Series 2005-6

  I, Richard Johnson, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Impac Secured Assets Corp. and IMH Assets Corp.;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee or indenture trustee by the servicer under the pooling and servicing agreement, servicing agreement, or similar agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement, servicing agreement, or similar agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, servicing agreement, or similar agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the unaffiliated parties listed on Exhibit A.


               Exhibit A

American Home Mortgage Corp., as a servicer
Cendant Mortgage Corporation, as a servicer
Cenlar FSB, as a servicer
Columbia Equities, Ltd., as a servicer
Countrywide Home Loans Servicing LP, as a servicer
Decision One Mortgage, as a servicer
GMAC Mortgage Corporation, as a servicer
Harbourside Mortgage, as a servicer
Homeq Servicing, LLC, as a servicer
Lydian Private Bank d/b/a VirtualBank, as a servicer
Midland Loan Services, Inc., as a servicer
The Mortgage Store Financial, Inc., as a servicer
Nation One Mortgage Company, Inc., as a servicer
NetBank, Inc., as a servicer
Ocwen Loan Servicing, LLC, as a servicer
Paul Financial LLC, as a servicer
Wendover Financial Services Corporation, as a servicer




     Date: March 30, 2006

     /s/ Richard Johnson
     Signature

     Executive Vice President/CFO
     Title


  EX-99.1
Report of Independent Registered Public Accounting Firm


The Board of Directors
Impac Funding Corporation

We have examined Impac Funding Corporation's (a wholly-owned subsidiary of Impac Mortgage Holdings, Inc., the "Master Servicer") compliance with the requirements for Master Servicer detailed in Exhibit A - Master Servicing Requirements (the "Specified Requirements") to Management's Assertion on Master Servicing for the year ended December 31, 2005. Management is responsible for compliance with these requirements. Our responsibility is to express an opinion on Impac
Funding Corporation's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence concerning Impac Funding Corporation's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Our examination does not provide a legal determination on Impac Funding Corporation's compliance with Specified Requirements.

Impac Funding Corporation uses sub-servicing organizations to perform certain of the servicing obligations included in the Specified Requirements. We did not examine the sub-servicers compliance with the Specified Requirements. Our examination disclosed the following material noncompliance with the Specified Requirements applicable to Impac Funding Corporation during the year ended December 31, 2005.

* Three of the sub-servicers, Cendant Mortgage Corporation, Countrywide Home Loans and Option One Mortgage Corporation, are allowed 48 hours to deposit payments into the protected accounts rather than 24 hours, as required in the Pooling and Servicing Agreements ("PSAs").

* The Master Servicer does not cause one of the sub-servicers, Option One Mortgage Corporation, to deny mortgage payment forbearance for more than six months or during the last twelve months of the mortgage note term as required in the PSAs.

* The Uniform Single Attestation Program for Mortgage Bankers ("USAP") letters and sub-servicer officer's certification for three of the sub-servicers, American Home loans, Columbia Equities and Decision One, were not available.

* The Master Servicer does not cause the sub-servicers to provide an officer's certificate regarding the liquidation of a mortgage loan to the trustee within five business days after it is determined that all amounts expected to be recovered are actually recovered. As a result, the Master Servicer and the Indenture Trustee agreed that a monthly summary report is more operationally effective.

(PAGE)

* The Master Servicer did not make available a sub-servicing agreement between the Master Servicer and two of the sub-servicers, Finance America and Encore, as required by the PSAs.

* Fidelity bond and an errors and omission insurance policy was not available for one of the sub-servicers, American Home Mortgage loans, as required by the PSAs.

In our opinion, except for the material noncompliance matters described above, Impac Funding Corporation complied, in all material respects, with the Specified Requirements for the year ended December 31, 2005.

This report is intended solely for the information and use of Impac Funding Corporation, Deutsche Bank National Trust Company, Wells Fargo Bank, N.A. and Aurora Loan Services and is not intended to be and should not be used by anyone other than these specified parties.




March 23, 2006

/s/ Ernst & Young LLP

(PAGE)

Exhibit A
Master Servicing Requirements


1 The Master Servicer has entered into sub-servicing agreements with sub-servicer for the servicing and administration of the mortgage loans.

2 The Master Servicer collects or causes to be collected, payments under the terms of the mortgage note. The Master Servicer or related sub-servicer may:

a Waive or permit to be waived, any late payment charge, prepayment penalty, assumption fee, or any penalty interest.
b Suspend or reduce, or permit to be suspended or reduced, regular monthly payments for a period of up to six-months, provided that monthly payments may not be suspended during the twelve months prior to final maturity.

3 The Master Servicer shall within five days of determining that all amounts which it expects to recover from a mortgage loan have been recovered, provide to the Indenture Trustee a certificate of an Officer that such mortgage loan has become a Liquidated mortgage loan.

4 The Master Servicer shall establish a segregated account in the name of the Indenture Trustee into which payments collected on the mortgage notes are deposited within one business day.

5 Each subservicer shall remit to the Master Servicer all scheduled or expected collections on the mortgage loans no later than the eighteenth (18th) day of each month.

6 The Master Servicer may withdraw from the Collection Account amounts on deposit that are attributable to the mortgage loans for the following purposes:

a To deposit by the third business day prior to each payment date, the funds required to be distributed to the investors.
b To pay to itself, or reimburse itself or any sub-servicer for any allowable advances or expenses.

7 The Master Servicer shall establish and maintain, or cause a sub-servicer to establish and maintain, a servicing account held in trust for the Indenture Trustee, into which collections from mortgagors for the payment of the taxes, assessments and insurance premiums shall be deposited.

8 Master Servicer shall maintain and keep, or cause each sub-servicer to maintain and keep, with respect to each mortgage loan, Hazard Insurance.


(page)


9 The Master Servicer shall obtain and maintain and shall cause each sub-servicer to obtain and maintain a fidelity bond and an errors and omissions insurance policy.

10 The Master Servicer shall provide to the Indenture Trustee on an annual basis an Officer's Certificate containing a Statement of Compliance with the applicable Servicing Agreement.

11 The Master Servicer shall cause the sub-servicer to file reports on interest received, foreclosures, abandonment and information related to cancellation of indebtedness in accordance with applicable state and federal income tax laws.

12 On each payment date, the Master Servicer shall deliver to the Indenture
   Trustee, a Remittance Report, which shall include an Officer Certification evidencing the amount of each realize loss, if any.

13 The Master Servicer shall advance and deposit in the custodial account, the shortfall between any mortgage payment that was due and is delinquent, and the scheduled mortgage payment expected to be collected from the mortgagor.

14 The Master Servicer deposits in the Collection Account an amount equal to the compensating interest.

15 The Master Servicer shall obtain from the sub-servicer:

a An annual statement of compliance (certification) stipulating that such sub-servicer has performed and fulfilled its duties, responsibilities, and obligations under the pooling and servicing agreement and its sub-servicing agreement.
b An independent certified public accountant's attestation report on whether such sub-servicer has complied with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers (USAP).





  EX-99.2
MANAGEMENT ASSERTION ON MASTER SERVICING


As of and for the year ended December 31, 2005, Impac Funding Corporation has complied in all material respects with the requirements for Master Servicer as detailed in Exhibit A - Master Servicing Requirements relating to the securitizations listed in Exhibit B - List of Securities to this letter, except for the areas as detailed in this assertion.

The following is a listing of the specific requirements, as detailed in Exhibit A, that the Master Servicer was not in compliance with as of and for the year ended December 31, 2005.

1. The Master Servicer has entered into sub-servicing agreements with sub-servicer for the servicing and administration of the mortgage loans.

* The Master Servicer did not make available sub-servicing agreement between the Master Servicer and two of the sub-servicers, Finance America and Encore, as required by the PSAs.

2. The Master Servicer collects or causes to be collected, payments under the terms of the mortgage note. The Master Servicer or related sub-servicer may:
b. Suspend or reduce, or permit to be suspended or reduced, regular monthly payments for a period of up to six-months, provided that monthly payments may not be suspended during the twelve months prior to final maturity.


* The Master Servicer does not cause one of the sub-servicers, Option One Mortgage Corporation, to deny mortgage payment forbearance for more than six months or during the last twelve months of the mortgage note term as required in the PSAs. Option One sub-services 18 loans that are in IMPAC CMB 2003-10, representing less than 1% of the Security Balance as of December 31, 2005.

3. The Master Servicer shall within five days of determining that all amounts which it expects to recover from a mortgage loan have been recovered, provide to the Indenture Trustee a certificate of an Officer that such mortgage loan has become a Liquidated mortgage loan.

* The Master Servicer does not cause the sub-servicers to provide an officer's certificate regarding the liquidation of a mortgage loan to the trustee within five business days after it is determined that all amounts expected to be recovered are actually recovered; As a result, the Master Servicer and the Indenture Trustee agreed that a monthly summary report is more operationally effective.


(page)


4. The Master Servicer shall establish a segregated account in the name of the Indenture Trustee into which payments collected on the mortgage notes are deposited within one business day.


* Three of the sub-servicers, Cendant Mortgage Corporation, Countrywide Home Loans and Option One Mortgage Corporation, are allowed 48 hours to deposit payments into the protected accounts rather than 24 hours, as required in the PSAs.

9. The Master Servicer shall obtain and maintain and shall cause each sub-servicer to obtain and maintain a fidelity bond and an errors and omissions insurance policy.


* Fidelity bond and an Errors and omission insurance policy was not available for one of the sub-servicer, American Home Mortgage, as required by the PSAs.

15. The Master Servicer shall obtain from the sub-servicer:

b. An independent certified public accountant's attestation report on whether such sub-servicer has complied with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers (USAP).

* The Uniform Single Attestation Program for Mortgage Bankers ("USAP") letters and sub-servicer officer's certification for three of the sub-servicers, American Home loans, Columbia Equities, and Decision One, were not available.


(page)


IMPAC FUNDING CORPORATION

March 23, 2006


/s/ Joe Tomkinson
Joe Tomkinson
Chief Executive Officer


/s/ Richard Johnson
Richard Johnson
Chief Financial Officer


/s/ Mohammad Younus
Mohammad Younus
Senior Vice President Default Management


/s/ Mario R. Fegan
Mario R. Fegan
Vice President Master Servicing


(page)


Exhibit A
Master Servicing Requirements


1 The Master Servicer has entered into sub-servicing agreements with sub-servicer for the servicing and administration of the mortgage loans.

2 The Master Servicer collects or causes to be collected, payments under the terms of the mortgage note. The Master Servicer or related sub-servicer may:

a Waive or permit to be waived, any late payment charge, prepayment penalty, assumption fee, or any penalty interest.
b Suspend or reduce, or permit to be suspended or reduced, regular monthly payments for a period of up to six-months, provided that monthly payments may not be suspended during the twelve months prior to final maturity.

3 The Master Servicer shall within five days of determining that all amounts which it expects to recover from a mortgage loan have been recovered, provide to the Indenture Trustee a certificate of an Officer that such mortgage loan has become a Liquidated mortgage loan.

4 The Master Servicer shall establish a segregated account in the name of the Indenture Trustee into which payments collected on the mortgage notes are deposited within one business day.

5 Each subservicer shall remit to the Master Servicer all scheduled or expected collections on the mortgage loans no later than the eighteenth (18th) day of each month.

6 The Master Servicer may withdraw from the Collection Account amounts on deposit that are attributable to the mortgage loans for the following purposes:

a To deposit by the third business day prior to each payment date, the funds required to be distributed to the investors.
b To pay to itself, or reimburse itself or any sub-servicer for any allowable advances or expenses.

7 The Master Servicer shall establish and maintain, or cause a sub-servicer to establish and maintain, a servicing account held in trust for the Indenture Trustee, into which collections from mortgagors for the payment of the taxes, assessments and insurance premiums shall be deposited.

8 Master Servicer shall maintain and keep, or cause each sub-servicer to maintain and keep, with respect to each mortgage loan, Hazard Insurance.


(page)


9 The Master Servicer shall obtain and maintain and shall cause each sub-servicer to obtain and maintain a fidelity bond and an errors and omissions insurance policy.

10 The Master Servicer shall provide to the Indenture Trustee on an annual basis an Officer's Certificate containing a Statement of Compliance with the applicable Servicing Agreement.

11 The Master Servicer shall cause the sub-servicer to file reports on interest received, foreclosures, abandonment and information related to cancellation of indebtedness in accordance with applicable state and federal income tax laws.

12 On each payment date, the Master Servicer shall deliver to the Indenture
   Trustee, a Remittance Report, which shall include an Officer Certification evidencing the amount of each realize loss, if any.

13 The Master Servicer shall advance and deposit in the custodial account, the shortfall between any mortgage payment that was due and is delinquent, and the scheduled mortgage payment expected to be collected from the mortgagor.

14 The Master Servicer deposits in the Collection Account an amount equal to the compensating interest.

15 The Master Servicer shall obtain from the sub-servicer:

a An annual statement of compliance (certification) stipulating that such sub-servicer has performed and fulfilled its duties, responsibilities, and obligations under the pooling and servicing agreement and its sub-servicing agreement.
b An independent certified public accountant's attestation report on whether such sub-servicer has complied with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers (USAP).


(page)


Exhibit B
List of Securities


IMPAC CMB 2002-4
IMPAC CMB 2002-6
IMPAC CMB 2002-8
IMPAC CMB 2002-9
IMPAC CMB 2003-1
IMPAC CMB 2003-2
IMPAC CMB 2003-3
IMPAC CMB 2003-4
IMPAC CMB 2003-5
IMPAC CMB 2003-6
IMPAC CMB 2003-7
IMPAC CMB 2003-8
IMPAC CMB 2003-9
IMPAC CMB 2003-10
IMPAC CMB 2003-11
IMPAC CMB 2003-12
IMPAC CMB 2004-1
IMPAC CMB 2004-2
IMPAC CMB 2004-3
IMPAC CMB 2004-4
IMPAC CMB 2004-5
IMPAC CMB 2004-6
IMPAC CMB 2004-7
IMPAC CMB 2004-8
IMPAC CMB 2004-9
IMPAC CMB 2004-10
IMPAC CMB 2004-11
IMPAC CMB 2005-1
IMPAC CMB 2005-2
IMPAC CMB 2005-3
IMPAC CMB 2005-4
IMPAC CMB 2005-5
IMPAC CMB 2005-6
IMPAC CMB 2005-7
IMPAC CMB 2005-8
IMPAC SAC 1998-F1
IMPAC SAC 1998-S3
IMPAC SAC 2000-3
IMPAC SAC 2001-2
IMPAC SAC 2001-3
IMPAC SAC 2001-4
IMPAC SAC 2001-5
IMPAC SAC 2001-6


(page)


IMPAC SAC 2001-7
IMPAC SAC 2001-8
IMPAC SAC 2002-1
IMPAC SAC 2002-2
IMPAC SAC 2002-3
IMPAC SAC 2003-1
IMPAC SAC 2003-2
IMPAC SAC 2003-3
IMPAC SAC 2004-1
IMPAC SAC 2004-2
IMPAC SAC 2004-3
IMPAC SAC 2004-4
IMPAC SAC 2005-1
IMPAC SAC 2005-2
LEHMAN BROTHERS BANK 9/1/1999
PFCA HM EQTY INVMT TR 2002-IFC1
PFCA HM EQTY INVMT TR 2002-IFC2
PFCA HM EQTY INVMT TR 2003-IFC3
PFCA HM EQTY INVMT TR 2003-IFC4
PFCA HM EQTY INVMT TR 2003-IFC5
PFCA HM EQTY INVMT TR 2003-IFC6
MALT 2005-6
SOUNDVIEW 2003-2
WELLS FARGO WHOLE LOAN






  EX-99.3
OFFICER'S CERTIFICATE


I, Mario R. Fegan, Jr., hereby certify that I am the Vice President, Master Servicing, of Impac Funding Corporation. I further certify, with respect to each Pooling and Servicing Agreement or Servicing Agreement, as applicable, related to each transaction listed on Schedule I attached hereto (each, an "Agreement"), as Master Servicer, the following:

1. I have reviewed the activities of the Master Servicer during the preceding calendar year and of its performance under the Agreement;

2. To the best of my knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement for such year;

3. I have reviewed the activities of each Subservicer during the Subservicer's most recently ended fiscal year on or prior to December 31, 2005 and its performance under its Subservicing Agreement; and

4. To the best of my knowledge, based on my review and the certification of an officer of each Subservicer, each Subservicer has performed and fulfilled its duties, responsibilities and obligations under the Agreement and its Subservicing Agreement in all material respects throughout the year, or if there has been a default in performance or fulfillment of any such duties, responsibilities or obligations, the nature and status of each such default is attached hereto on Schedule II.

Date: 3/17/06


IMPAC FUNDING CORPORATION,
as Master Servicer

By: /s/ Mario R. Fegan, Jr.
Name: Mario R. Fegan, Jr.
Title: Vice President, Master Servicing


(page)


SCHEDULE I


Securitizations
IMPAC CMB TRUST - Series 2004-2
IMPAC CMB TRUST - Series 2004-6
IMPAC CMB TRUST - Series 2004-9
IMPAC CMB TRUST - Series 2004-11
IMPAC CMB TRUST - Series 2005-2
IMPAC CMB TRUST - Series 2005-3
IMPAC CMB TRUST - Series 2005-6
IMPAC SECURED ASSET CORP - Series 2001-S2
IMPAC SECURED ASSET CORP - Series 2004-3
IMPAC SECURED ASSET CORP - Series 2004-4
IMPAC SECURED ASSET CORP - Series 2005-1
IMPAC SECURED ASSET CORP - Series 2005-2
MALT 2005-6


(page)


SCHEDULE II


[None]





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   1A1                              515,368.25          3,434,450.75                 0.00              21,765,549.25
   1AX                              168,079.98                  0.00                 0.00              21,765,549.25
   2A1                              436,879.68          4,642,422.23                 0.00              13,493,577.77
   3A1                            1,538,730.13          1,997,426.22                 0.00              60,838,573.78
   3AX                              142,369.51                  0.00                 0.00              60,838,573.78
   4A1                              294,977.73            766,867.14                 0.00              11,155,132.85
   5A1                              922,788.79          8,155,435.02                 0.00              36,844,564.98
   5A2                            2,018,738.39         53,635,577.62                 0.00              62,083,422.37
   5A3                            3,536,520.62                  0.00                 0.00             160,394,000.00
   5A4                              448,405.74                  0.00                 0.00              19,837,000.00
   5A5                              792,638.81          6,865,788.91                 0.00              31,018,211.11
   5A6                            1,009,348.62          9,061,594.47                 0.00              40,938,405.54
   5A7                              261,534.82          2,265,398.61                 0.00              10,234,601.38
   5AX                            3,626,159.90                  0.00                 0.00             361,350,205.37
   B1                               868,354.79             11,658.12                 0.00              30,733,341.89
   B2                               393,887.66              5,288.15                 0.00              13,940,711.86
   B3                               250,663.49              3,365.29                 0.00               8,871,634.71
   B4                               250,635.24              3,364.91                 0.00               8,870,635.09
   B5                               196,943.82              2,644.07                 0.00               6,970,355.93
   B6                               143,257.26              1,923.31                 0.00               5,070,247.90
   R1                                     0.36                100.00                 0.00                       0.00
   R2                                     0.36                100.00                 0.00                       0.00
   R3                                     0.36                100.00                 0.00                       0.00